Form 10-K
period 2004-12-31
GS MORT SEC CORP II COMMERCIAL MORT PS THR CERT SER 2004 C1
filed 2005-03-31
CIK 1285514

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-71033-02


        GS Mortgage Securities Corporation II
        (as Depositor under the Pooling and Servicing Agreement, dated as of April 1, 2004, providing for the issuance of Commercial Mortgage Pass-Through Certificates, Series 2004-C1)

     (Exact name of registrant as specified in its charter)


   Delaware
  (State or other jurisdiction of                    22-3442024
  incorporation or organization)                    (I.R.S. Employer
                                                    Identification No.)



   85 Broad Street
   New York, New York                            10004
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 902-1000


  Securities registered pursuant to Section 12(b) of the Act:

        None.


  Securities registered pursuant to Section 12(g) of the Act:

        None.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Yes  X       No ___

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        Not applicable.


     Documents Incorporated by Reference

        Not applicable.


                                   PART I

  Item 1.  Business.

        Not applicable.

  Item 2.  Properties.

        Not applicable.

  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.


                                PART II

  Item 5. Market for registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Currently there is no established public trading market for the Certificates known to the registrant.

            Records provided by DTC and the Trustee indicate that as of December 31, 2004, the total number of holders of record for the Series of Certificates is 39.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.

            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Sarbanes-Oxley Act Section 302 Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities.


      a) Allied Capital Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.2) Reports of Management as to Compliance with Minimum Servicing
            Standards.


      a) Allied Capital Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Allied Capital Corporation, as Special Servicer <F1>
      b) Wachovia Bank, National Association, as Master Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificateholders.


   (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

   (c) Not applicable.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


  GS Mortgage Securities Corporation II, as Depositor


  By: /s/ Leo Z. Huang


  Name: Leo Z. Huang

  Title: Chief Financial Officer

  Dated: March 31, 2005


  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(1) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.



  Exhibit No.

  Ex-31.1 Sarbanes-Oxley Act Section 302 Certification

  Re: GS Mortgage Securities Corporation II, Commercial Mortgage Pass-Through Certificates, Series 2004-C1 (the "Trust"), issued pursuant to the Pooling and Servicing Agreement, dated as of April 1, 2004 (the "Pooling and Servicing Agreement"), among GS Mortgage Securities Corporation II, as depositor (the "Depositor"), Wells Fargo Bank, N.A., as trustee (the "Trustee"), Wachovia Bank, National Association, as master servicer (the "Master Servicer"), and Allied Capital Corporation, as special servicer

  I, Leo Z. Huang,

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Master Servicer and the Special Servicer under the pooling and servicing agreement for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in this annual report and required to be delivered to the paying agent in accordance with the terms of the pooling and servicing agreement, and except as disclosed in this annual report, the Master Servicer and the Special Servicer have fulfilled their obligations under the pooling and servicing agreement; and

  5. This annual report discloses all significant deficiencies relating to the Master Servicer's or Special Servicer's compliance with the minimum servicing standards based upon the report provided by an independant public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing agreement, that is included in this annual report.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Wachovia Bank, National Association as Master Servicer, Allied Capital Corporation as Special Servicer and Wells Fargo Bank Minnesota, N.A. as Trustee.

     Date: March 31, 2005

     /s/ Leo Z. Huang
     Signature

     Leo Z. Huang
     Name

     Chief Financial Officer
     Title


  EX-99.1 (a)
(logo) MCB
MATTHEWS, CARTER AND BOYCE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS


Independent Accountants' Report



To the Board of Directors
Allied Capital Corporation


We have examined management's assertion about Allied Capital Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004 included in the accompanying management assertion. Management is responsible for Allied Capital Corporation's compliance with those applicable minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Allied Capital Corporation's compliance with the applicable minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Allied Capital Corporation's compliance with the applicable minimum servicing standards.

In our opinion, management's assertion that Allied Capital Corporation, in its capacity as Special Servicer, complied with the aforementioned applicable minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects, as set forth in the criteria attached.



/s/ MATTHEWS, CARTER AND BOYCE

March 8, 2005



11320 Random Hills Road * Suite 600 * Fairfax, Virginia 22030-7427 *
TEL: 703-218-3600 * FAX: 703-218-1808




MINIMUM SERVICING
STANDARDS


I.   CUSTODIAL BANK ACCOUNTS

     1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

        * be mathematically accurate;

        * be prepared within forty-five (45) calendar days after the cutoff date;

        * be reviewed and approved by someone other than the person who prepared the reconciliation; and

        * document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

     2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

     3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

     4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II.  MORTGAGE PAYMENTS

     1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

     2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

     3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

     4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. DISBURSEMENTS

     1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

     2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

     3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

     4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

     5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

     6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV.  INVESTOR ACCOUNTING AND REPORTING

     1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V.   MORTGAGOR LOAN ACCOUNTING

     1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

     2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

     3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

     4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws. (A compilation of state laws relating to the payment of interest on escrow accounts may be obtained through the MBA's FAX ON DEMAND service. For more information, contact MBA.)

VI.  DELINQUENCIES

     1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

     1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.





  EX-99.1 (b)
(logo) KMPG

KPMG LLP
Suite 2300
Three Wachovia Center
401 South Tryon Street
Charlotte, NC 28202-1911



Independent Accountants' Report


The Board of Directors
Wachovia Bank, National Association:


We have examined management's assertion, included in the accompanying management assertion, that the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards V.4 and VI.1, which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans, as of and for the year ended December 31, 2004. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Bank has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 is fairly stated, in all material respects.


/s/ KPMG LLP

March 10, 2005



KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





  EX-99.2 (a)
(logo) ALLIEDCAPITAL

1919 Pennsylvania Avenue, NW
Washington, DC 20006-3434
202-331-1112
202-659-2053 Fax


March 8, 2005



As of and for the year ended December 31, 2004, Allied Capital Corporation, in its capacity as Special Servicer has complied in all material respects with the applicable minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation March 14, 2005 Program for Mortgage Bankers. The applicable minimum standards are Items VI and VII.



/s/ Kathleen C. Olin
Kathleen C. Olin
Vice President, Special Servicing




www.alliedcapital.com





  EX-99.2 (b)
Wachovia Securities
8739 Research Drive, URP4
Charlotte, NC 28288


(logo) WACHOVIA SECURITIES

Management Assertion

As of and for the year ended December 31, 2004, the Commercial Real Estate Servicing Division of Wachovia Bank, National Association (the Bank) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards
V.4. and VI.1., which the MBA has interpreted as being inapplicable to the servicing of commercial and multifamily loans. As of and for this same period, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $25 million, respectively.


/s/ Alan Kronovet
Alan Kronovet
Managing Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Clyde Alexander
Clyde Alexander
Director
Wachovia Bank, National Association


3-8-05
Date


/s/ Tim Steward
Tim Steward
Director
Wachovia Bank, National Association

3-8-05
Date


/s/ Tim Ryan
Tim Ryan
Director
Wachovia Bank, National Association

3-8-05
Date





  EX-99.3 (a)
(logo) ALLIEDCAPITAL

1919 Pennsylvania Avenue, NW
Washington, DC 20006-3434
202-331-1112
202-659-2053 Fax


March 15, 2005



TRUSTEE:
Wells Fargo Bank NA
9062 Old Annapolis Road
Columbia, MD 21045
Attn: Ruth Borealo


MASTER SERVICER:
Wachovia Bank, National Association
NC 1075, 8739 Research Drive URP4
Charlotte, NC 28262-1075
Attn: David Shay

DEPOSITOR:
GS Mortgage Securities Corporation II
85 Broad Street
New York, NY 10004
Attn: Rolf Edwards


RATING AGENCIES:
Moody's Investors Service, Inc.
99 Church Street, 8th Floor
New York, NY 10007
Attn: Penny Leech-Freed


Fitch, Inc.
One State Street Plaza
New York, NY NY 10004
Attn: Commercial Mortgage Surveillance Department



RE: GSCMSII 04-C1, Officer's Certificate

Dear Representatives:

In accordance with the requirements detailed in section 3.14 of the Pooling and Servicing Agreement for the above-mentioned CMBS pool, Allied Capital Corporation ("ACC"), in its capacity as Special Servicer, is providing this Officer's Certificate with respect to the following:

(i) Under my supervision, ACC has reviewed its activities for 2004 and its performance under the Pooling and Servicing Agreement;
(ii) To the best of my knowledge, based on this review, ACC has fulfilled in all material respects its obligations under the Pooling and Servicing Agreement throughout its term as Special Servicer which was for the period of 4/15/04 through 12/31/04;
(iii) ACC has maintained an effective internal control system over the servicing of mortgage loans including the Mortgage Loans; and


www.alliedcapital.com


(page)

(iv) ACC has received no notice regarding the qualification, or challenging the status, of the Trust Fund as two separate REMICs from the Internal Revenue Service or any other governmental agency or body.


Should you have any questions, please do not hesitate to contact me. I can be reached directly (or via facsimile) 202-973-6375 or via email at kolin@alliedcapital.com.

Sincerely,
Allied Capital Corporation

/s/ Kathleen C. Olin
Kathleen C. Olin
Vice President - Compliance

cc: Norma Kuntz, Vice President, Accounting and Financial Mgmt, Allied Capital Corporation
Allison Benner, Director, Internal Audit, Allied Capital Corporation
Jordan Paul, Managing Director, Special Servicing, Allied Capital Corporation

Greg Askey, Principal
Matthews, Carter and Boyce, P.C.
11320 Random Hills Road, Suite 600
Fairfax, VA 22030-7427





  EX-99.3 (b)
Wachovia Bank, National Association
8739 Research Drive, URP4
Charlotte, NC 28288-1075



(logo)

WACHOVIA SECURITIES



OFFICER'S CERTIFICATE



Reference is hereby made to that certain Pooling and Servicing Agreement dated as of April 1, 2004, by and among GS Mortgage Securities Corporation II, as Depositor, Wachovia Bank National Association, as Master Servicer, Allied Capital Corporation, as Special Servicer, and Wells Fargo Bank, N.A. as Trustee, with respect to Commercial Mortgage Pass-Through Certificates, Series 2004-Cl (the "Agreement"). Capitalized terms used herein not otherwise defined shall have the meanings assigned in the Agreement.


Pursuant to Section 3.14 of this Agreement, Timothy E. Steward and Clyde M. Alexander, Directors of the Master Servicer, do hereby certify that:


1. A review of the activities of the Master Servicer during the period from April 1, 2004 through December 31, 2004 and of its performance under the Agreement during such period has been made under our supervision; and


2. To the best of our knowledge, based on such review, the Master Servicer has fulfilled all of its material obligations under this Agreement in all material respects throughout the period April 1, 2004 through December 31, 2004;


3. To the best of our knowledge, each sub-servicer has fulfilled its obligations under its sub-servicing agreement in all material respects, or, if there has been a material default in the fulfillment of such obligations;


4. The Master Servicer has maintained an effective internal control system over the servicing of mortgage loans including the Mortgage Loans, and


5. The Master Servicer has received no notice regarding qualification, or challenging the status, of the Upper-Tier REMIC, the Lower-Tier REMIC or any Loan REMIC as a REMIC or of the Grantor Trust as a "grantor trust" from the IRS or any other governmental agency or body.

IN WITNESS WHEREOF, the undersigned have executed this Certificate as of the 5th day of March 2005.




/s/ Timothy E. Steward
Timothy E. Steward, Director
Wachovia Bank, National Association


/s/ Clyde M. Alexander
Clyde M. Alexander, Director
Wachovia Bank, National Association





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            9,987,069.11          2,821,754.53                 0.00             407,818,245.47
   A-1A                           4,155,881.70             24,932.09                 0.00             168,422,067.91
   A-2                            5,484,842.08                  0.00                 0.00             190,490,000.00
   B                                596,658.72                  0.00                 0.00              20,076,000.00
   C                                235,020.80                  0.00                 0.00               7,808,000.00
   D                                512,607.20                  0.00                 0.00              16,730,000.00
   E                                383,170.56                  0.00                 0.00              12,268,000.00
   F                                388,849.84                  0.00                 0.00              13,384,000.00
   G                                231,897.60                  0.00                 0.00               7,808,000.00
   H                                252,166.08                  0.00                 0.00               7,807,000.00
   J                                169,578.00                  0.00                 0.00               5,577,000.00
   K                                101,740.72                  0.00                 0.00               3,346,000.00
   L                                101,740.72                  0.00                 0.00               3,346,000.00
   LR                                     0.00                  0.00                 0.00                       0.00
   M                                135,644.16                  0.00                 0.00               4,461,000.00
   N                                101,740.72                  0.00                 0.00               3,346,000.00
   O                                101,740.72                  0.00                 0.00               3,346,000.00
   P                                406,254.89                  0.00                 0.00              13,384,316.00
   R                                      0.00                  0.00                 0.00                       0.00
   X-1                              419,469.77                  0.00                 0.00             889,417,629.38
   X-2                            6,222,358.08                  0.00                 0.00             846,916,000.00